Form 10-K/A
OPTION ONE MORT ACCEPT CORP ASSET BACKED CERT SER 2002-3
filed 2003-07-24
CIK 1172231

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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

  <F1> Filed herewith.






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



    Option One Mortgage Loan Trust
    Asset-Backed Certificates
    Series 2002-3 Trust
    (Registrant)



  Signed:  Option One Mortgage Acceptance Corporation as Depositor


  By:      William L. O'Neill

  By: /s/  William L. O'Neill

  Dated: July 24, 2003

  Sarbanes-Oxley Certification


I, William L. O'Neill, the Senior Officer of Option One Mortgage Acceptance Corp. (the "Registrant") in charge of securitizations, certify that:


1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Registrant;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution information and the servicing information required to be provided to the Trustee by the Master Servicer under the Pooling and Servicing is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the Master Servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the Master Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wells Fargo Bank Minnesota, National Association.

     Capitalized terms used but not defined herein have the meanings ascribed to them in the Pooling and Servicing Agreement, dated April 1, 2002 (the "Pooling and Servicing Agreement"), among the Registrant as depositor, Option One Mortgage Corporation as master servicer and Wells Fargo Bank Minnesota, National Association as trustee.


      Date: July 24, 2003


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



Ex-99.1 (a)

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


Ex-99.2 (a)

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

/s/ Robert Dubrish
Robert Dubrish, CEO

/s/ William O'Neill
William L. O'Neill, CFO


Corporate Offices * 3 Ada * Irvine * California * 92618-2304 * 949.790.8100 * Fax 949.453.0199

  Ex-99.3 (a)


OFFICER'S CERTIFICATE
REGARDING ANNUAL STATEMENT OF COMPLIANCE

Option One Mortgage Loan Trust, Series 2002-3
Asset Backed Certificates

I, John Vella, hereby certify that I am a duly appointed Chief Servicing Officer of Option One Mortgage Corporation (the "Master Servicer"), and further certify as follows:

1. This certification is being made pursuant to the terms of the Pooling and Servicing Agreement, dated as of April 1, 2002 (the "Agreement"), among Option One Mortgage Acceptance Corporation, as depositor, the Master Servicer, as master servicer and Wells Fargo Bank Minnesota, National Association, as trustee.

2. I have reviewed the activities of the Master Servicer during the preceding year and the Master Servicer's performance under the Agreement and to the best of my knowledge, based on such review, the Master Servicer has fulfilled all of its obligations under the Agreement throughout the year.

Capitalized terms not otherwise defined herein have the meanings set forth in the Agreements.


Dated: June 18, 2003.

IN WITNESS WHEREOF, the undersigned has executed this Certificate as of June 18, 2003.

By:  /s/ John Vella
Name: John Vella
Title: CSO

I, Rodney Smith, a (an) Assistant Secretary of the Master Servicer, hereby certify that John Vella is a duly elected, qualified, and acting Chief Servicing Officer of the Master Servicer and that the signature appearing above is his/her genuine signature.

IN WITNESS WHEREOF, the undersigned has executed this Certificate as of June 18, 2003.


By:  /s/ Rodney Smith
Name: Rodney Smith
Title: Assistant Secretary


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